Form 10-K
period 1996-12-31
BANC ONE AUTO GRANTOR TRUST 1996-A
filed 1997-03-31
CIK 1007452

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------


                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1996

         OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                                               333-1092
                       Commission file number: 333-1092-01

                       Banc One Auto Grantor Trust 1996-A
                       ----------------------------------
                    (Issuer with respect to the Certificates)

                              Bank One, Texas, N.A.
             (Exact name of registrant as specified in its charter)

         United States                                       75-2270994
         -------------                                       ----------
(State or other jurisdiction                              (I.R.S. employer
of incorporation or organization)                         identification no.)

            c/o Bank One, Texas, N.A., as Servicer, 1717 Main Street,
            ---------------------------------------------------------
                     Attn: Jeff Stewart, Dallas, Texas 75201
                     ---------------------------------------

               (Address of principal executive offices, zip code)

Registrant's telephone number, including area code:  (214) 290-7437
                                                   ----------------

Securities Registered pursuant to Section 12(b) of the Act:  None
                                                            ------

Securities Registered pursuant to Section 12(g) of the Act:  None
                                                            ------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

         The Registrant has no officer, director or beneficial owner of more than 10% of equity securities to whom Section 16(a) of the Act applies and consequently Item 405 of Regulation S-K does not apply.

         The Registrant does not have any voting stock, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

         No documents are incorporated by reference into this Form 10-K.

                             Exhibit Index on Page 8
                              Page 2 of 12 Pages.

This Annual Report on Form 10-K is filed in accordance with a no-action letter dated August 16, 1995 issued by the Office of Chief Counsel, Division of Corporation Finance of the Securities and Exchange Commission to Bank One, Texas, N.A., as originator and servicer of Banc One Auto Trust 1995-A. Consistent with such no-action letter, certain items have been omitted from or modified in this Annual Report on Form 10-K.

                                     PART I

Item 1.           Business
                  --------
                  Omitted.

Item 2.           Properties
                  ----------

                  The property of Banc One Auto Grantor Trust 1996-A (the "Trust") consists of certain motor vehicle retail installment sale contracts secured by new or used automobiles, vans or light duty trucks. Information regarding the property of the Trust and the activities of Bank One, Texas, N.A., as servicer ( the "Servicer") during the year ended December 31, 1996 is contained in (i) the Annual Servicer Certificate filed as
                  Exhibit 99.1 hereto and (ii) the Annual Statement prepared by the Servicer and filed as Exhibit 99.2 hereto.

Item 3.           Legal Proceedings
                  -----------------

                  Nothing to report.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  No matters were submitted to a vote of security holders during 1996.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  -------------------------------------------------------------
                  Matters
                  -------

                  Investor Certificates (the "Certificates"), are held and delivered in book-entry form through the facilities of the Depository Trust Company ("DTC"), a clearing agency registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. The Certificates are held by Cede & Co, the nominee of DTC.

                  The records of DTC indicate that, at December 31, 1996, there were: (i) forty-six (46) DTC Participants holding a position in the 6.10% Class A Asset Backed Certificates, Series 1996-A; and (ii) one (1) DTC Participant holding a position in the 6.25% Class B Asset Backed Certificates, Series 1996-A. There is no established public market in which the Certificates are traded.

Item 6.           Selected Financial Data
                  -----------------------

                  Omitted.

Item 7.           Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

                  Omitted.

Item 8.           Financial Statements and Supplementary Data
                  -------------------------------------------
                  Omitted.

Item 9.           Changes in and Disagreements with Accountants on Accounting
                  -----------------------------------------------------------
                  and Financial Disclosure
                  ------------------------

                  None.

                                                     PART III

Item 10.          Directors and Executive Officers of the Registrant.
                  ---------------------------------------------------

                  Omitted.

Item 11.          Executive Compensation
                  ----------------------

                  Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and Management
                  --------------------------------------------------------------

                  At December 31, 1996, the Certificates were registered in the name of Cede & Co., as nominee of DTC. The records of DTC indicate that, at December 31, 1996, there were five (5) DTC Participants holding positions in excess of five (5) percent of the outstanding Certificates. Such persons are described in the table below:

                                                                        Amount and Nature of
                                                                        Beneficial Ownership            Percent
                        Name and Address of                             --------------------            -------
Title of Class          Beneficial Owners                               $(000's)                        of Class
--------------          -----------------                               --------                        --------
6.10% Asset             Bank of New York                                 $ 38,595                         7.52%
Backed                  925 Patterson Plank Road
Certificates,           Secaucus, NJ 07094
Series 1996-A

                        Chase Manhattan Bank                             $220,695                        42.99%
                        One Chase Manhattan Plaza
                        3B- Proxy Department
                        New York, NY 10081

                        Nomura Securities/Fixed Income                   $ 28,700                         5.59%
                        2 World Financial Center, Bldg.B
                        New York, NY 10281-1198

                        UBS Securities Inc./Union Bank                   $ 54,230                        10.56%
                        of Switzerland, New York Branch
                        299 Park Avenue
                        NewYork, NY 10171-0026

6.25% Asset             Chase Manhattan Bank                             $ 24,187                       100.00%
Backed                  One Chase Manhattan Plaza
Certificates,           3B- Proxy Department
Series 1996-A           New York, NY 10081


Item 13.          Certain Relationships and Related Transactions
                  ----------------------------------------------
                  None.

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on
                  ------------------------------------------------------
                  Form 8-K
                  --------

         (b)      REPORTS ON FORM 8-K.
                  --------------------

                  (i) Reports on Form 8-K pursuant to Item 5 thereof, containing the monthly statements and other information reflecting the Trust's activities:

                           DATED:                                      FOR THE MONTHLY PERIODS ENDED:
                           ------                                      ------------------------------
                           April 15, 1996                              March 31, 1996
                           May 15, 1996                                April 30, 1996
                           June 17, 1996                               May 31, 1996
                           July 15, 1996                               June 30, 1996
                           August 15, 1996                             July 31, 1996
                           September 16, 1996                          August 31, 1996
                           October 15, 1996                            September 30, 1996
                           November 15, 1996                           October 31, 1996
                           December 16, 1996                           November 30, 1996
                           January 15, 1997                            December 31, 1996

         (c) EXHIBITS. The following documents are filed as part of this Annual Report on Form 10-K.

                  99.1              Annual Servicer's Certificate

                  99.2              Annual Statement

                  99.3 Independent Accountants Report of Coopers & Lybrand L.L.P. on Managment's Assertions

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 7, 1997

                        Banc One Auto Grantor Trust 1996-A

                        By: Bank One, Texas, N.A., as Servicer, on behalf of the Trust

                        By:      /s/ Jeff Stewart
                           -------------------------
                        Name:    Jeff Stewart
                             -----------------------
                        Title:   Vice President
                              ----------------------

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the Registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.


                                INDEX OF EXHIBITS

EXHIBIT                     DESCRIPTION                                    PAGE
-------                     -----------                                    ----

99.1              Annual Servicer's Certificate                                  9

99.2              Annual Statement                                              10

99.3              Independent Accountants Report of                         11 -12
                  Coopers & Lybrand L.L.P. on Management's
                  Assertions