Form 10-K
period 1997-12-31
BANC ONE AUTO GRANTOR TRUST 1996-A
filed 1998-03-30
CIK 1007452

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1997

                                       OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
                                               333-1092
                       Commission file number: 333-1092-01

                       Banc One Auto Grantor Trust 1996-A
                     ---------------------------------------
                    (Issuer with respect to the Certificates)

                              Bank One, Texas, N.A.
               -------------------------------------------------
             (Exact name of registrant as specified in its charter)

          United States                                     75-2270994
   ---------------------------                         -----------------------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)

            c/o Bank One, Texas, N.A., as Servicer, 1717 Main Street,
                     Attn: Jeff Stewart, Dallas, Texas 75201
                ------------------------------------------------
               (Address of principal executive offices, zip code)

Registrant's telephone number, including area code:  (214) 290-7437
                                                     --------------

Securities Registered pursuant to Section 12(b) of the Act:     None
                                                                ----

Securities Registered pursuant to Section 12(g) of the Act:     None
                                                                ----

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No / /

================================================================================

         The Issuer has no officer, director or beneficial owner of more than 10% of equity securities to whom Section 16(a) of the Act applies and consequently Item 405 of Regulation S-K does not apply.

         The Issuer does not have any voting stock, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

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

                                     PART I

Item 1.           Business
                  --------

                  Omitted.

Item 2.           Properties
                  ----------

                  The property of Banc One Auto Grantor Trust 1996-A (the "Trust") consists of certain motor vehicle retail installment sale contracts secured by new or used automobiles, vans or light duty trucks. Information regarding the property of the Trust and the activities of Bank One, Texas, N.A., as servicer ( the "Servicer") during the year ended December 31, 1997 is contained in (i) the Annual Servicer's Certificate filed as
                  Exhibit 99.1 hereto and (ii) the Annual Statement prepared by the Servicer and filed as Exhibit 99.2 hereto.

Item 3.           Legal Proceedings
                  -----------------

                  Nothing to report.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  No matters were submitted to a vote of security holders during 1997.


                                     PART II


Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters
                  -------------------------------------------------------------

                  Investor Certificates (the "Certificates"), are held and delivered in book-entry form through the facilities of the Depository Trust Company ("DTC"), a clearing agency registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. The Certificates are held by Cede & Co, the nominee of DTC.

                  The records of DTC indicate that, at December 31, 1997, there were: (i) thirty-two (32) DTC Participants holding a position in the 6.10% Class A Asset Backed Certificates, Series 1996-A; and (ii) one (1) DTC Participant holding a position in the 6.25% Class B Asset Backed Certificates, Series 1996-A. There is no established public market in which the Certificates are traded.

Item 6.           Selected Financial Data
                  -----------------------

                  Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
                  -----------------------------------------------------------

                  Omitted.

Item 8.           Financial Statements and Supplementary Data
                  -------------------------------------------

                  Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
                  -----------------------------------------------------------

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

                  Omitted.

Item 11.          Executive Compensation
                  ----------------------

                  Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and Management
                  --------------------------------------------------------------

                  At December 31, 1997, the Certificates were registered in the name of Cede & Co., as nominee of DTC. The records of DTC indicate that, at December 31, 1997, there were six (6) DTC Participants holding positions in excess of five (5) percent of any class of outstanding Certificates. Such persons are described in the table below:


                                                                        Amount and Nature of
                        Name and Address of                             Beneficial Ownership          Percent
Title of Class          Beneficial Owners                               $(000's)                      of Class
--------------          -----------------                               --------                      --------

6.10% Class A Asset     Bank of New York (The)                          $ 46,165                        8.99%
Backed Certificates     925 Patterson Plank Road
Series 1996-A           Secaucus, NJ 07094


                        Boston Safe Deposit and Trust Co.               $ 30,700                        5.98%
                        c/o Mellon Bank N.A.
                        Three Mellon Bank Center
                        Room 153-3015
                        Pittsburgh, PA  15259

                        Chase Manhattan Bank                            $225,695                       43.97%
                        4 New York Plaza
                        Proxy Department, 13th Floor
                        New York, NY 10004

                        Northern Trust Company                          $ 25,895                        5.04%
                        801 S. Canal C-IN
                        Chicago, IL  60607


                        UBS Securities Inc./Union Bank                  $ 54,230                       10.56%
                        of Switzerland, New York Branch
                        299 Park Avenue
                        New York, NY 10171-0026


6.25% Class B Asset     Chase Manhattan Bank                            $ 24,187                      100.00%
Backed Certificates     4 New York Plaza
Series 1996-A           Proxy Department, 13th Floor
                        New York, NY 10004


Item 13.          Certain Relationships and Related Transactions
                  ----------------------------------------------

                  None.


                                     PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K
                 ---------------------------------------------------------------

         (b)     Reports on Form 8-K.
                 -------------------

                 (i) Reports on Form 8-K pursuant to Item 5 thereof, containing the monthly statements and other information reflecting the Trust's activities:


                           Dated:                 For the monthly periods ended:
                           ------                  -----------------------------

                           February 18, 1997         January 31, 1997
                           March 17, 1997            February 28, 1997
                           April 15, 1997            March 31, 1997
                           May 15, 1997              April 30, 1997
                           June 16, 1997             May 31, 1997
                           July 15, 1997             June 30, 1997
                           August 15, 1997           July 31, 1997
                           September 15, 1997        August 31, 1997
                           October 15, 1997          September 30, 1997
                           November 17, 1997         October 31, 1997
                           December 16, 1997         November 30, 1997
                           January 15, 1998          December 31, 1997


         (c)     Exhibits. The following documents are filed as part of this
                 --------
                 Annual Report on Form 10-K.


                  99.1          Annual Servicer's Certificate

                  99.2          Annual Statement

                  99.3 Independent Accountants' Report of Coopers & Lybrand L.L.P. on Management's Assertions

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 24, 1998

                               Banc One Auto Grantor Trust 1996-A

                               By: Bank One, Texas, N.A., as Servicer, on behalf of the Trust

                               By:    /s/ Jeff Stewart
                                      ---------------------------
                               Name:  Jeff Stewart
                               Title: Vice President


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

                                INDEX OF EXHIBITS



Exhibit                    Description                                      Page
-------                    -----------                                      ----
99.1              Annual Servicer's Certificate                                9

99.2              Annual Statement                                            10

99.3              Independent Accountants' Report of                      11 -12
                  Coopers & Lybrand L.L.P. on Management's
                  Assertions