Form 10-K/A
period 1997-12-31
BANC ONE AUTO GRANTOR TRUST 1996-A
filed 1999-03-18
CIK 1007452

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K/A

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

                       Banc One Auto Grantor Trust 1996-A
                    -----------------------------------------
                    (Issuer with respect to the Certificates)

                              Bank One, Texas, N.A.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 United States                              75-2270994
       ---------------------------------               -------------------
         (State or other jurisdiction                   (I.R.S. Employer
       of incorporation or organization)               Identification No.)

            c/o Bank One, Texas, N.A., as Servicer, 1717 Main Street,
                               Dallas, Texas 75201
            ---------------------------------------------------------
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


                             Exhibit Index on Page 3
                               Page 2 of 5 Pages.

         This Amendment No. 1 on Form 10-K/A is being filed solely for the purpose of filing a corrected Exhibit 99.1 which shall replace Exhibit 99.1 as originally filed with this Form 10-K.

         Item 14 (c) of Form 10-K is hereby amended in its entirety to read as follows:

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (c) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

             99.1   Annual Servicer's Certificate

             99.2   Annual Statement*

             99.3 Independent Accountants' Report of Coopers & Lybrand L.L.P. on Management's Assertions*

             ---------------------
             * Previously filed.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 18, 1999



                                 Banc One Auto Grantor Trust 1996-A

                                 By: Bank One, Texas, N.A., as Servicer, on behalf of the Trust

                                 By:    /s/ Tracie Klein
                                        --------------------------------------
                                 Name:  Tracie H. Klein
                                 Title: Vice President