Form 10-K
period 1998-12-31
BANC ONE AUTO GRANTOR TRUST 1996-A
filed 1999-03-29
CIK 1007452

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

                   For the fiscal year ended December 31, 1998

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

                     1717 Main Street, Dallas, Texas 75201
               --------------------------------------------------
               (Address of principal executive offices, zip code)

Registrant's telephone number, including area code:  (214) 290-7437
                                                     --------------

Securities Registered pursuant to Section 12(b) of the Act:     None
                                                             ----------

Securities Registered pursuant to Section 12(g) of the Act:     None
                                                             ----------

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

================================================================================

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


                             PART I
Item 1.   Business
          --------

          Omitted.

Item 2.   Properties
          ----------

          The property of Banc One Auto Grantor Trust 1996-A (the "Trust") consists of certain motor vehicle retail installment sale contracts secured by new or used automobiles, vans or light duty trucks. Information regarding the property of the Trust and the activities of Bank One, Texas, N.A., as servicer (the "Servicer") during the year ended December 31, 1998 is contained in (i) the Annual Servicer's Certificate filed as
          Exhibit 99.1 hereto and (ii) the Annual Statement prepared by the Servicer and filed as Exhibit 99.2 hereto.

Item 3.   Legal Proceedings
          -----------------

          Nothing to report.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          No matters were submitted to a vote of security holders during 1998.


                             PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
          ---------------------------------------------------------------------

          Investor Certificates (the "Certificates"), are held and delivered in book-entry form through the facilities of the Depository Trust Company ("DTC"), a clearing agency registered pursuant to the provisions of
          Section 17A of the Securities Exchange Act of 1934, as amended. The Certificates are held by Cede & Co, the nominee of DTC.

          The records of DTC indicate that, at December 31, 1998, there were:
          (i) thirty-five (35) DTC Participants holding a position in the 6.10% Class A Asset Backed Certificates, Series 1996-A; and (ii) one (1) DTC Participant holding a position in the 6.25% Class B Asset Backed Certificates, Series 1996-A. There is no established public market in which the Certificates are traded.

Item 6.   Selected Financial Data
          -----------------------

          Omitted.

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

          BANK ONE CORPORATION ("BANK ONE"), the parent corporation of Bank One, Texas, N.A. (the "Bank"), continues to execute project plans established by its predecessor companies to assure Year 2000 readiness. Project costs are estimated to reach $350 million over the life of the project. Year 2000 costs incurred through year-end 1998 were approximately $235 million.

          The inventory and assessment phase has been completed for all information and non-information technology. At December 31, 1998, 87% of BANK ONE's affected information technology applications were tested and returned to production. BANK ONE expects that all information technology applications, systems and equipment will be Year 2000 compliant by mid-1999. Ongoing facilities and equipment improvements are expected to result in Year 2000 readiness for non-information systems technology by mid-1999.

          Year 2000 readiness is highly dependent on external entities and is not limited to operating risk. BANK ONE is working extensively with external entities to ensure that their systems will be Year 2000 compliant; however, BANK ONE bears risk and could be adversely affected if outside parties, such as customers, vendors, utilities and government agencies, do not appropriately address Year 2000 readiness issues. In addition, BANK ONE may have increased credit risk related to customers whose ability to repay debt is impaired due to Year 2000 readiness costs or risk or whose collateral becomes impaired due to lack of Year 2000 readiness.

          Detailed contingency plans exist for critical business system applications to mitigate potential problems or delays associated with systems replacements or vendor delivery dates. Critical business processes have been identified, and the most reasonable recovery strategies have been selected. Contingency plans have been documented and validated for effectiveness. BANK ONE will continue to review and validate the scope and content of its contingency plans throughout 1999.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

          Omitted.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

          Omitted.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

          None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

          Omitted.

Item 11.  Executive Compensation
          ----------------------

          Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

          At December 31, 1998, the Certificates were registered in the name of Cede & Co., as nominee of DTC. The records of DTC indicate that, at December 31, 1998, there were four (4) DTC Participants holding positions in excess of five (5) percent of any class of outstanding Certificates. Such persons are described in the table below:


                                                                 Amount and Nature of
                        Name and Address of                     Beneficial Ownership        Percent of
Title of Class          Beneficial Owners                              $(000's)                Class
--------------          -----------------                              --------                -----
6.10% Class A Asset     Bank of New York (The)                         $99,479                19.38%
Backed Certificates     925 Patterson Plank Road
Series 1996-A           Secaucus, NJ 07094


                        Chase Manhattan Bank                          $220,795                43.01%
                        4 New York Plaza
                        13th Floor
                        New York, NY 10004

                        State Street Bank & Trust Company              $36,046                 7.02%
                        Global Corp. Action Dept. JAB5W
                        P.O. Box 1631
                        Boston, MA  02105-1631

6.25% Class B Asset     Chase Manhattan Bank                           $24,187               100.00%
Backed Certificates     4 New York Plaza
Series 1996-A           13th Floor
                        New York, NY 10004

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

          None.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

          (b)     Reports on Form 8-K

                  (i) Reports on Form 8-K containing the monthly statements and other information reflecting the Trust's activities:


                           Dated:                    Items Reported:
                           ------                    ---------------

                           February 16, 1998         5 and 7
                           March 16, 1998            5 and 7
                           April 15, 1998            5 and 7
                           May 15, 1998              5 and 7
                           June 15, 1998             5 and 7
                           July 15, 1998             5 and 7
                           August 17, 1998           5 and 7
                           September 15, 1998        5 and 7
                           October 2, 1998           4 and 7
                           October 15, 1998          5 and 7
                           November 16, 1998         5 and 7
                           December 15, 1998         5 and 7
                           January 15, 1999          5 and 7


          (c) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

                  99.1   Annual Servicer's Certificate
                  99.2   Annual Statement
                  99.3 Independent Accountants' Report of Arthur Andersen LLP on Management's Assertions

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 25, 1999


                              Banc One Auto Grantor Trust 1996-A


                              By: Bank One, Texas, N.A., as Servicer, on behalf of the Trust

                              By:      /s/ Tracie H. Klein
                                       ----------------------
                              Name:    Tracie H. Klein
                              Title:   Vice President


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

                                INDEX OF EXHIBITS



Exhibit                    Description                           Page
-------                    -----------                           ----

99.1              Annual Servicer's Certificate                    9

99.2              Annual Statement                                10

99.3              Independent Accountants' Report of             11-12
                  Arthur Andersen LLP on Management's
                  Assertions