Form 10-K
period 1999-12-31
BANC ONE AUTO GRANTOR TRUST 1996-A
filed 2000-03-27
CIK 1007452

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

--------------------------------------------------------------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

                             Bank One, Texas, N.A.
                             ---------------------
             (Exact name of registrant as specified in its charter)

               United States                            75-2270994
               -------------                            -----------
      (State or other jurisdiction                   (I.R.S. Employer
    of incorporation or organization)               Identification No.)

                     1717 Main Street, Dallas, Texas 75201
                     --------------------------------------
               (Address of principal executive offices, zip code)

Registrant's telephone number, including area code:  (214) 290-7437
                                                    ---------------

Securities Registered pursuant to Section 12(b) of the Act:     None
                                                             ----------

Securities Registered pursuant to Section 12(g) of the Act:     None
                                                             ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No
                                              ------     ------

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

--------------------------------------------------------------------------------

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


                                     PART I
Item 1.    Business
           --------

           Omitted.

Item 2.    Properties
           ----------

           The property of Banc One Auto Grantor Trust 1996-A (the "Trust") consists of certain motor vehicle retail installment sale contracts secured by new or used automobiles, vans or light duty trucks. Information regarding the property of the Trust and the activities of Bank One, Texas, N.A., as servicer (the "Servicer") during the year ended December 31, 1999 is contained in (i) the Annual Servicer's Certificate filed as Exhibit 99.1 hereto and (ii) the Annual Statement prepared by the Servicer and filed as Exhibit 99.2 hereto.

Item 3.    Legal Proceedings
           -----------------

           Nothing to report.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           No matters were submitted to a vote of security holders during 1999.


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

           The records of DTC indicate that, at December 31, 1999, there were:
           (i) thirty-four (34) DTC Participants holding a position in the 6.10% Class A Asset Backed Certificates, Series 1996-A; and (ii) one (1) DTC Participant holding a position in the 6.25% Class B Asset Backed Certificates, Series 1996-A. There is no established public market in which the Certificates are traded.

Item 6.    Selected Financial Data
           -----------------------

           Omitted.

Item 7.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

           Throughout 1999, BANK ONE CORPORATION ("BANK ONE"), the parent corporation of Bank One, Texas, N.A. (the "Bank"), executed project plans to assure Year 2000 readiness. These plans included verifying the readiness of internal information technology systems and equipment, and working with external entities, including customers, vendors, utilities and governmental agencies, to verify that they had appropriately addressed Year 2000 readiness issues. Specific business continuity and event plans were designed to address potential disruption and ensure that BANK ONE was positioned to rapidly respond to issues.

           BANK ONE had estimated total Year 2000 readiness costs to reach $350 million over the life of the project, and incurred total costs of approximately $343 million.

           BANK ONE had an uneventful transition to the Year 2000. BANK ONE's systems, equipment and facilities continued and continue to function normally through the transition and into Year 2000. Normal products and services of BANK ONE have been available to customers throughout such time, and BANK ONE experienced no significant impact from the Year 2000 readiness status of external entities. To meet potential Year 2000 contingencies and potential liquidity needs, BANK ONE increased the value of loans pledged to the Federal Reserve for discount window borrowing.

           On an ongoing basis, BANK ONE will continue to monitor its systems, equipment and facilities throughout 2000 and beyond.

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

           Omitted.

Item 11.   Executive Compensation
           ----------------------

           Omitted.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

           At December 31, 1999, the Certificates were registered in the name of Cede & Co., as nominee of DTC. The records of DTC indicate that, at December 31, 1999, there were four (4) DTC Participants holding positions in excess of five (5) percent of any class of outstanding Certificates. Such persons are described in the table below:

                                                              Amount and Nature of
                             Name and Address of              Beneficial Ownership      Percent
  Title of Class              Beneficial Owners                     $(000's)            of Class
  --------------              -----------------                     --------            --------
6.10% Class A                Bank of New York (The)                 $102,249              19.92%
Asset Backed                 925 Patterson Plank Road
Certificates,                Secaucus, NJ 07094
Series 1996-A
                             Chase Manhattan Bank                   $220,135              42.88%
                             4 New York Plaza
                             13th Floor
                             New York, NY 10004

                             State Street Bank & Trust Company       $41,030               7.99%
                             Global Corp. Action Unit JAB 5NW
                             1776 Heritage Dr.
                             No. Quincy, MA  02171

6.25% Class B           Chase Manhattan Bank                    $24,187                 100.00%
Asset Backed            4 New York Plaza
Certificates,           13th Floor
Series 1996-A           New York, NY 10004

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

          None.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

          (b)  Reports on Form 8-K

               (i) Reports on Form 8-K containing the monthly statements and other information reflecting the Trust's activities:


                    Dated:                Items Reported:
                    ------                ---------------

                    February 16, 1999     5 and 7
                    March 15, 1999        5 and 7
                    April 15, 1999        5 and 7
                    May 17, 1999          5 and 7
                    June 15, 1999         5 and 7
                    July 15, 1999         5 and 7
                    August 16, 1999       5 and 7
                    September 15, 1999    5 and 7
                    October 15, 1999      5 and 7
                    November 15, 1999     5 and 7
                    December 15, 1999     5 and 7
                    January 18, 2000      5 and 7

          (c) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

               99.1  Annual Servicer's Certificate
               99.2  Annual Statement
               99.3 Independent Accountants' Report of Arthur Anderson LLP on Management's Assertions

                                   SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 24, 2000

                         Banc One Auto Grantor Trust 1996-A

                         By:  Bank One, Texas, N.A., as Servicer, on
                              behalf of the Trust

                         By:  /s/ Tracie H. Klein
                              ________________________________
                         Name:  Tracie H. Klein
                         Title: Vice President


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

                               INDEX OF EXHIBITS



Exhibit    Description                                  Page
-------    -----------                                  -----

99.1       Annual Servicer's Certificate                    8

99.2       Annual Statement                                 9

99.3       Independent Accountants' Report of           10-11
           Arthur Andersen LLP on Management's
           Assertions